Form 10-K
period 2005-12-31
PHHMC MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2005-6
filed 2006-03-30
CIK 1342343

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
                          ---------------------------------------------------


Commission file number  333-110192-11
                        -------------
                        PHH Mortgage Capital LLC
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                       52-2338856
------------------------------                 ------------------------------
State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization                        Identification No.)

              3000 Leadenhall Road, Mt. Laurel, NJ  08054
-----------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code    (856) 917 - 6000
                                                   --------------------------

Securities registered pursuant to Section 12(b) of the Act: None.


         Securities registered pursuant to section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.  [ ]Yes   [x]No

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  [ ]Yes   [x]No




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  [x]Yes   [ ]No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer[ ]   Accelerated filer[ ]   Non-accelerated filer[x]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Act).  [ ]Yes   [x]No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

     Not applicable.



                     DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

     None.


                                   PART I

Item 1. Business.

     Not applicable.

Item 1A. Risk Factors.

     Not applicable.

Item 1B. Unresolved Staff Comments.

     Not applicable.

Item 2. Properties.

     Not applicable.

Item 3. Legal Proceedings.

     The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Master Servicer or the registrant with respect to the Trust.


Item 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a Vote of the Security Holders.

                                  PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.


(a)  There is no established public trading market for the certificates.

(b) There are approximately 9 holders of record as of the end of the reporting year.

(c)  Not applicable.


Item 6. Selected Financial Data.

     Not applicable.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     Not applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Not applicable.

Item 8. Financial Statements and Supplementary Data.

     Not applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     Not applicable.

Item 9A. Controls and Procedures.

     Not applicable.

Item 9B. Other Information.

     None.



                                  PART III

Item 10. Directors and Executive Officers of the Registrant.

     Not applicable.

Item 11. Executive Compensation.

     Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Not applicable.

Item 13. Certain Relationships and Related Transactions.

     Not applicable.

Item 14. Principal Accounting Fees and Services.

     Not applicable.


                                  PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)  Exhibits:

         (1)  Officer's Annual Statement as to Compliance
              PHH Mortgage Corporation as Master Servicer

         (2)  Independent Auditor's Report
              PHH Mortgage Corporation as Master Servicer

         (3) Aggregate Statement of Principal and Interest Distributions to Certificate Holders

         (4)  Sarbanes-Oxley Certification

(b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above

(c)  Not applicable.





                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PHH Mortgage Capital LLC
      -----------------------------------------------------------------

By /s/ Terence W. Edwards
   -----------------------------------------
       Terence W. Edwards
       President and Chief Executive Officer
       PHH Mortgage Corporation

Date   March 29, 2006
    ----------------------------------------




   Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities
                    Pursuant to Section 12 of the Act

 (a)(1) No annual report is provided to security holders; and

    (2) No proxy statement, form of proxy or other proxy soliciting material has been sent to any security holders with respect to any annual or other meeting of security holders.